Form 10-Q
period 1995-03-31
GREINER ENGINEERING INC
filed 1995-05-04
CIK 40956

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

           (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                    to
                               ------------------    ------------------


                           Commission File No. 1-6082


                           GREINER ENGINEERING, INC.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter



          Nevada                                               95-1799320
- ------------------------------                           ----------------------
State of other jurisdiction of                               I.R.S. Employer
incorporation or organization                               Identification No.

           909 East Las Colinas Boulevard, #1900, Irving, Texas  75039
           -----------------------------------------------------------
                     Address of Principal Executive Offices



Registrant's telephone number, including area code              (214) 869-1001

4,824,034 shares of $.50 par value common stock were outstanding as of April 21, 1995.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X      No
    -----       -----

ITEM 1.  FINANCIALS                 PART I

                           GREINER ENGINEERING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             March 31, 1995                December 31, 1994
                                                             --------------                -----------------
                                                              (Unaudited)
 Current assets:
   Cash and cash equivalents                                   $15,025,000                     $15,043,000

   Short-term investments                                        3,942,000                       5,871,000

   Accounts receivable, net                                     40,374,000                      37,723,000
   Prepaid expenses and
     other current assets                                        1,893,000                       2,170,000
                                                               -----------                     -----------

     Total current assets                                       61,234,000                      60,807,000
 Property and equipment, net                                     9,075,000                       8,959,000

 Investment in partnerships                                      2,473,000                       2,475,000

 Excess of cost over net assets
     acquired, net                                               2,311,000                       2,359,000
 Long-term investments                                           2,981,000                         973,000

 Other assets                                                      553,000                         616,000
                                                               -----------                     -----------
                                                               $78,627,000                     $76,189,000
                                                               ===========                     ===========




     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31, 1995             December 31, 1994
                                                              --------------             -----------------
                                                               (Unaudited)
 Current liabilities:
   Accounts payable                                              $ 9,354,000                 $  8,222,000
   Accrued liabilities                                            10,573,000                   10,210,000
   Current and deferred income taxes                               1,601,000                    1,099,000
   Long-term debt due within one year                                 44,000                       44,000
                                                                 -----------                 ------------
     Total current liabilities                                    21,572,000                   19,575,000
                                                                 -----------                 ------------

 Long-term liabilities:
   Long-term debt                                                    157,000                      157,000
   Other                                                           1,247,000                    1,231,000
                                                                 -----------                 ------------

     Total long-term liabilities                                   1,404,000                    1,388,000
                                                                 -----------                 ------------
 Stockholders' equity:
   Preferred stock, $1.00 par value
     1,000,000 shares authorized, none issued                       -                            -
   Common stock, $.50 par value,
     20,000,000 shares authorized,
     4,825,734 shares issued                                       2,413,000                    2,413,000
   Paid-in capital                                                24,797,000                   24,797,000
   Retained earnings                                              28,460,000                   28,016,000
                                                                 -----------                 ------------

                                                                  55,670,000                   55,226,000
   Common stock held in treasury, at cost,
     1,700 shares (1995)                                             (19,000)                    -
                                                                 -----------                 ------------

     Total stockholders' equity                                   55,651,000                   55,226,000
                                                                 -----------                 ------------

                                                                 $78,627,000                 $ 76,189,000
                                                                 ===========                 ============





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                       1995                   1994
                                                                       ----                   ----
 Gross revenue                                                      $  37,332,000        $  37,148,000
 Direct costs, principally outside services                             8,584,000            8,662,000
                                                                    -------------        -------------

 Net revenue                                                           28,748,000           28,486,000

 Operating expenses:
   Salaries and related costs                                          20,868,000           20,816,000

   General expenses                                                     6,836,000            6,259,000
                                                                    -------------        -------------
                                                                       27,704,000           27,075,000
                                                                    -------------        -------------

 Income from operations                                                 1,044,000            1,411,000

 Other income, principally interest                                       303,000              176,000
 Interest expense                                                          (4,000)              (4,000)
                                                                    -------------        -------------

 Income before income taxes                                             1,343,000            1,583,000
 Provision for income taxes                                               537,000              633,000
                                                                    -------------        -------------

 Net income                                                         $     806,000        $     950,000
                                                                    =============        =============

 Earnings per share                                                 $        0.17        $         .20
                                                                    =============        =============
 Weighted average shares outstanding                                    4,825,432            4,825,734
                                                                    =============        =============





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                                                        1995               1994
                                                                        ----               ----
 Cash Flows From Operating Activities:
   Net income                                                     $    806,000         $    950,000
   Adjustments to reconcile to cash provided by
   operating activities:
     Depreciation and amortization                                     933,000              833,000
     Provision for losses (recoveries) on accounts
       receivable                                                      (75,000)             237,000
     Other                                                              48,000             -
   Changes in assets and liabilities:
     Accounts receivable                                            (2,576,000)          (3,715,000)
     Accounts payable and accrued liabilities                        1,495,000              (98,000)
     Current and deferred income taxes                                 502,000              574,000
     Prepaid expenses                                                  277,000              376,000
     Other assets and liabilities                                     -                      (5,000)
                                                                  ------------         ------------
       Net cash provided (used) by operating                         1,410,000            ( 848,000)
          activities                                              ------------         ------------


 Cash Flows From Investing Activities:
   Payments received on ESOP receivable                               -                     500,000
   Additions to property and equipment                                (992,000)          (1,225,000)
   Change in short-term investments                                  1,929,000             -
   Change in long-term investments                                  (2,008,000)            -
   Purchase of treasury stock                                          (19,000)            -
   Other                                                                 7,000               (6,000)
                                                                  ------------         ------------

     Net cash used by investing activities                        $ (1,083,000)        $   (731,000)
                                                                  ------------         ------------



                            Continued on next page.





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                  (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                                                        1995                 1994
                                                                        ----                 ----
 Cash Flows From Financing Activities:
   Cash dividends paid                                           $      (361,000)      $     (337,000)
   Net increase in other long-term liabilities                            16,000               15,000
                                                                 ---------------       --------------
     Net cash used by financing activities                              (345,000)            (322,000)
                                                                 ---------------       --------------

 Net (decrease) in cash and cash equivalents                             (18,000)          (1,901,000)

 Cash and cash equivalents at beginning of quarter                    15,043,000           15,037,000
                                                                 ---------------       --------------
 Cash and cash equivalents at end of quarter                     $    15,025,000       $   13,136,000
                                                                 ===============       ==============


 Supplemental cash flow disclosures:

   Interest paid                                                 $         4,000       $        4,000
                                                                 ===============       ==============

   Income taxes paid                                             $        35,000       $       59,000
                                                                 ===============       ==============





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                         NOTE TO CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                                  (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994


The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated statements of Greiner Engineering, Inc. included in the annual report to stockholders for the year ended December 31, 1994. The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation at March 31, 1995 and 1994.

It should be understood that accounting measurements at interim dates involve greater imprecision than at year-end, which is due, in part, to increased reliance on estimates at interim dates. The results for the three-month period ended March 31, 1995 are not necessarily indicative of results for the entire year. Quarterly results of operations are subject to seasonal fluctuations which affect the industry in which the Company operates.

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

The Company paid a cash dividend of $361,000 in the first quarter of 1995, equal to $.075 per share of Common Stock.

No sale of unregistered securities was made by the registrant during the quarter ended March 31, 1995.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the percentage of revenue represented by the items in the Company's consolidated statements of net income:

                                                               Three Months Ended March 31
                                                               ---------------------------

                                                               1995                   1994
                                                               ----                   ----
Gross revenue                                                 100.0%                  100.0%

Direct costs, principally outside services                     23.0%                   23.3%
                                                             ------                  ------

Net revenue                                                    77.0%                   76.7%

Operating expenses:

  Salaries and related costs                                   55.9%                   56.0%

  General expenses                                             18.3%                   16.9%
                                                             ------                  ------

                                                               74.2%                   72.9%
                                                             ------                  ------

Income from operations                                          2.8%                    3.8%

Other income, principally interest                              0.8%                    0.5%

Interest expense                                                0.0%                    0.0%
                                                             ------                  ------

Income before income taxes                                      3.6%                    4.3%

Provision for income taxes                                      1.4%                    1.7%
                                                             ------                  ------

Net income                                                      2.2%                    2.6%
                                                             ======                  ======


Revenue:

The Company's gross revenue increased to $37,332,000 during the first quarter of 1995 from $37,148,000 in 1994. Net revenue for the same period increased to $28,748,000 from $28,486,000. These slight increases in revenue are primarily due to the continued increase in surface transportation projects in the mid-Atlantic and northeast areas of the country. These increases are partially offset by decreases in the surface transportation market in the southwest and California. The Company's growth in revenue was slowed by temporary delays in several projects resulting from, among other things, severe weather conditions in the western and northeastern areas of the U.S. and client implementation of metric standards in Florida.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


Salaries and Related Costs:

Salaries and related costs (payroll taxes, insurance and other fringe benefits) remained relatively constant in the first quarter of 1995 compared to the first quarter of 1994. However, salaries and related costs included an increase in labor costs offset by decreases in employee incentives expense and insurance costs.

General Expenses:

General expenses increased to $6,836,000 in the first quarter of 1995 from $6,259,000 in 1994. As a percentage of revenue, general expenses increased to 18.3% in 1995 from 16.9% in 1994. The increase in costs is a result of several factors: higher depreciation expense due to continued upgrading of computer hardware and software; higher data processing expense as fewer of these expenses were directly reimbursable on projects in 1995 compared to 1994; increased employee relocation and hiring expenses, both domestically and internationally; and higher expenses related to the development of staff in the Company's international operations. These increases were partially offset by reductions in the Company's bad debt and marketing expenses.

Other Income, Principally Interest:

Other income increased to $303,000 during the first quarter of 1995 from $176,000 in 1994 due to the rise in interest rates on the Company's short-term and long-term investments.


Liquidity and Capital Resources

The Company's liquidity and capital measurements are set forth below:

                                                        March 31,                December 31,
                                                          1995                       1994
                                                      ------------              -------------
Working capital                                       $39,662,000                $41,232,000

Working capital ratio                                   2.8 to 1                   3.1 to 1

Percentage of debt to equity                              .4%                        .4%

The decrease in working capital is primarily a result of converting $2,000,000 of short-term investments to long-term (average maturity of approximately two years) to improve the Company's yield on its investments. This decrease was partially offset by the Company's first quarter profit.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


At March 31, 1995 the Company had a $15,000,000 bank line of credit. Such bank line provides for the payment of interest at the bank's prime rate or 1-1/2% over the bank's cost of acquiring funds. At March 31, 1995 and December 31, 1994, there were no borrowings outstanding under the bank line of credit.

Backlog:

The Company's backlog at March 31, 1995 was approximately $163,000,000 as compared to $162,000,000 at December 31, 1994. Significant projects gained during Greiner's first quarter include: inspection services for eight facilities in Maryland, including the Chesapeake Bay Bridges; renovation of seven schools in Michigan; development of a new Navy Fueling Design Manual; and design of a facilities maintenance master plan for the new airport in Hong Kong.

ITEM 6.  INDEX TO EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 11 - Statement of computation of per share earnings

(b)  Exhibit 27 - Financial Data Schedule

(c)  No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GREINER ENGINEERING, INC.
                                                 (Registrant)



May 1, 1995                                      Patrick J. McColpin
   Date                                          Patrick J. McColpin
                                                 Vice President and
                                                 Chief Financial Officer

                              INDEX TO EXHIBITS


(a)  Exhibit 11 - Statement of computation of per share earnings

(b)  Exhibit 27 - Financial Data Schedule

(c)  No reports on Form 8-K were filed during the quarter ended March 31, 1995.