Form 10-Q
period 1995-06-30
GREINER ENGINEERING INC
filed 1995-08-14
CIK 40956

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to __________________



                           Commission File No. 1-6082


                           GREINER ENGINEERING, INC.
              Exact name of registrant as specified in its charter



            Nevada                                                95-1799320
------------------------------                              ----------------------
State of other jurisdiction of                                   I.R.S. Employer
incorporation or organization                                  Identification No.

           909 East Las Colinas Boulevard, #1900, Irving, Texas  75039
                     Address of Principal Executive Offices

Registrant's telephone number, including area code                (214) 869-1001

4,707,942 shares of $.50 par value common stock were outstanding as of July 31, 1995.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   ------       ------

ITEM 1.  FINANCIAL STATEMENTS                       PART I

                                           GREINER ENGINEERING, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS

                                                            June 30, 1995                 December 31, 1994
                                                            -------------                 -----------------
                                                             (Unaudited)
 Current assets:

   Cash and cash equivalents                                   $14,887,000                     $15,043,000

   Short-term investments                                        -                               5,871,000

   Accounts receivable, net                                     41,086,000                      37,723,000

   Prepaid expenses and
     other current assets                                        1,715,000                       2,170,000
                                                               -----------                     -----------

     Total current assets                                       57,688,000                      60,807,000

 Property and equipment, net                                     9,203,000                       8,959,000

 Investment in partnerships                                      2,503,000                       2,475,000

 Excess of cost over net assets
     acquired, net                                               2,262,000                       2,359,000

 Long-term investments                                           5,002,000                         973,000

 Other assets                                                      545,000                         616,000
                                                               -----------                     -----------
                                                               $77,203,000                     $76,189,000
                                                               ===========                     ===========


    See accompanying note to condensed consolidated financial statements.

                            GREINER ENGINEERING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              June 30, 1995              December 31, 1994
                                                              -------------              -----------------
                                                               (Unaudited)
 Current liabilities:
   Accounts payable                                              $10,569,000                  $ 8,222,000
   Accrued liabilities                                            10,413,000                   10,210,000
   Current and deferred income taxes                                 285,000                    1,099,000
   Long-term debt due within one year                                 44,000                       44,000
                                                                 -----------                  -----------
     Total current liabilities                                    21,311,000                   19,575,000
                                                                 -----------                  -----------
 Long-term liabilities:
   Long-term debt                                                    157,000                      157,000
   Other                                                           1,264,000                    1,231,000
                                                                 -----------                  -----------
     Total long-term liabilities                                   1,421,000                    1,388,000
                                                                 -----------                  -----------
 Stockholders' equity:
   Preferred stock, $1.00 par value
     1,000,000 shares authorized, none issued                       -                            -
   Common stock, $.50 par value,
     20,000,000 shares authorized,
     4,825,734 shares issued                                       2,413,000                    2,413,000
   Paid-in capital                                                24,797,000                   24,797,000
   Retained earnings                                              28,140,000                   28,016,000
                                                                 -----------                  -----------
                                                                  55,350,000                   55,226,000
   Common stock held in treasury, at cost,
     76,491 shares (1995)                                           (879,000)                    -
                                                                 -----------                  -----------
     Total stockholders' equity                                   54,471,000                   55,226,000
                                                                 -----------                  -----------
                                                                 $77,203,000                  $76,189,000
                                                                 ===========                  ===========





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                                       1995                   1994
                                                                       ----                   ----
 Gross revenue                                                        $40,015,000          $38,484,000

 Direct costs, principally outside services                            10,760,000           10,358,000
                                                                      -----------          -----------
 Net revenue                                                           29,255,000           28,126,000

 Operating expenses:

   Salaries and related costs                                          21,099,000           20,289,000

   General expenses                                                     8,373,000            6,282,000
                                                                      -----------          -----------
                                                                       29,472,000           26,571,000
                                                                      -----------          -----------
 Income (loss) from operations                                           (217,000)           1,555,000

 Other income, principally interest                                       288,000              131,000

 Interest expense                                                          (4,000)              (3,000)
                                                                      -----------          -----------
 Income before income taxes                                                67,000            1,683,000

 Provision for income taxes                                                27,000              673,000
                                                                      -----------          -----------
 Net income                                                           $    40,000          $ 1,010,000
                                                                      ===========          ===========
 Earnings per share                                                   $       .01          $       .21
                                                                      ===========          ===========
 Weighted average shares outstanding                                    4,788,645            4,825,734
                                                                      ===========          ===========





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                         1995                 1994
                                                                         ----                 ----
 Gross revenue                                                        $77,347,000          $75,632,000

 Direct costs, principally outside services                            19,344,000           19,020,000
                                                                      -----------          -----------
 Net revenue                                                           58,003,000           56,612,000

 Operating expenses:

   Salaries and related costs                                          41,967,000           41,105,000

   General expenses                                                    15,209,000           12,541,000
                                                                      -----------          -----------
                                                                       57,176,000           53,646,000
                                                                      -----------          -----------
 Income from operations                                                   827,000            2,966,000

 Other income, principally interest                                       591,000              307,000

 Interest expense                                                          (8,000)              (7,000)
                                                                      -----------          -----------
 Income before income taxes                                             1,410,000            3,266,000

 Provision for income taxes                                               564,000            1,306,000
                                                                      -----------          -----------
 Net income                                                           $   846,000          $ 1,960,000
                                                                      ===========          ===========
 Earnings per share                                                   $       .18          $       .41
                                                                      ===========          ===========
 Weighted average shares outstanding                                    4,806,937            4,825,734
                                                                      ===========          ===========





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994



                                                                       1995               1994
                                                                      ----                ----
 Cash Flows From Operating Activities:
   Net income                                                     $    846,000         $  1,960,000
   Adjustments to reconcile to cash provided by
   operating activities:
     Depreciation and amortization                                   1,934,000            1,714,000
     Provision for losses (recoveries) on accounts
       receivable                                                       56,000             (123,000)
     Other                                                              52,000               38,000
   Changes in assets and liabilities:
     Accounts receivable                                            (3,419,000)          (2,860,000)
     Accounts payable and accrued liabilities                        2,550,000              463,000
     Current and deferred income taxes                                (814,000)           1,041,000
     Prepaid expenses                                                  455,000              438,000
     Other assets and liabilities                                     -                      30,000
                                                                  ------------         ------------
       Net cash provided by operating activities                     1,660,000            2,701,000
                                                                  ------------         ------------

 Cash Flows From Investing Activities:
   Payments received on ESOP receivable                               -                     500,000
   Additions to property and equipment                              (2,047,000)          (2,368,000)
   Change in short-term investments                                  5,871,000             -
   Change in other investments                                      (4,079,000)            -
   Payments received on long-term notes receivable                    -                     480,000
   Purchase of treasury stock                                         (879,000)            -
   Other                                                                 7,000               15,000
                                                                  ------------         ------------

     Net cash used by investing activities                        $ (1,127,000)        $ (1,373,000)
                                                                  ------------         ------------



                            Continued on next page.





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                  (Unaudited)

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                        1995                 1994
                                                                        ----                 ----
 Cash Flows From Financing Activities:

   Cash dividends paid                                               $  (722,000)         $  (675,000)

   Net increase in other long-term liabilities                            33,000               32,000
                                                                     -----------          -----------
     Net cash used by financing activities                              (689,000)            (643,000)
                                                                     -----------          -----------
 Net increase (decrease) in cash and cash equivalents                   (156,000)             685,000

 Cash and cash equivalents at beginning of year                       15,043,000           15,037,000
                                                                     -----------          -----------
 Cash and cash equivalents at end of six months                      $14,887,000          $15,722,000
                                                                     ===========          ===========
 Supplemental cash flow disclosures:

   Interest paid                                                     $     8,000          $     7,000
                                                                     ===========          ===========
   Income taxes paid                                                 $ 1,378,000          $   265,000
                                                                     ===========          ===========





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                         NOTE TO CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                                  (Unaudited)

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994


The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated statements of Greiner Engineering, Inc. included in the annual report to stockholders for the year ended December 31, 1994. The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation at June 30, 1995 and 1994.

It should be understood that accounting measurements at interim dates involve greater imprecision than at year-end, which is due, in part, to increased reliance on estimates at interim dates. The results for the six-month period ended June 30, 1995 are not necessarily indicative of results for the entire year. Quarterly results of operations are subject to seasonal fluctuations which affect the industry in which the Company operates.

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

The Company paid quarterly cash dividends equal to $.075 per share of Common Stock per quarter, totaling approximately $722,000 in 1995.

No sale of unregistered securities was made by the registrant during the quarter ended June 30, 1995.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the percentage of revenue represented by the items in the Company's consolidated statements of net income:

                                                    Six Months Ended                Quarter Ended
                                                        June 30,                       June 30
                                                 ---------------------          -------------------

                                                   1995          1994             1995         1994
                                                   ----          ----             ----         ----
Gross revenue                                     100.0%        100.0%           100.0%       100.0%

Direct costs, principally outside services         25.0%         25.1%            26.9%        26.9%
                                                  -----         -----            -----        -----
Net revenue                                        75.0%         74.9%            73.1%        73.1%

Operating expenses:

   Salaries and related costs                      54.3%         54.3%            52.7%        52.7%

   General expenses                                19.6%         16.7%            20.9%        16.4%
                                                  -----         -----            -----        -----
                                                   73.9%         71.0%            73.6%        69.1%
                                                  -----         -----            -----        -----
Income from operations                              1.1%          3.9%            (0.5)%        4.0%

Other income, principally interest                  0.7%          0.4%             0.7%         0.4%
                                                  -----         -----            -----        -----
Income before income taxes                          1.8%          4.3%             0.2%         4.4%

Provision for income taxes                          0.7%          1.7%             0.1%         1.8%
                                                  -----         -----            -----        -----
Net income                                          1.1%          2.6%             0.1%         2.6%
                                                  =====         =====            =====        =====


Revenue:

The Company's gross revenue increased to $40,015,000 for the second quarter of 1995 from $38,484,000 in 1994. Net revenue for the same period increased to $29,255,000 from $28,126,000. These increases in revenue are primarily due to the continued increase in surface transportation projects in the mid-Atlantic, northeast and southeast areas of the U.S. These markets continue to be strong, and the Company anticipates continued revenue flow from these markets. The growth in revenue was partially offset by temporary delays early in the quarter on several significant projects. Also during the second quarter, several members of the Company's technical staff participated in a major marketing effort related to the pursuit of an equipment procurement contract for a new airport in China. This marketing effort resulted in lower revenue as this technical staff was not utilized on reimbursable projects.

For the first six months of 1995, the Company's gross revenue increased to $77,347,000 from $75,632,000 in 1994. Net revenue for the same period increased to $58,003,000 from $56,612,000. These increases are due to the increase in the surface transportation markets discussed above.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


Salaries and Related Costs:

Salaries and related costs (payroll taxes, insurance and other fringe) remained relatively constant for the second quarter and first six months of 1995 compared to 1994. Labor cost fluctuations reflected the extensive international marketing efforts and increased training and development costs which were offset by decreases in employee incentives expense and a reduction in health insurance costs resulting from the Company's effort to utilize managed care.

General Expenses:

General expenses increased to 20.9% of gross revenue during the second quarter of 1995 from 16.4% for the same period of 1994. General expenses for the first six months of 1995 increased to 19.6% of revenue from 16.7% in 1994. These increases are a result of several factors, including higher depreciation expense due to continued upgrading of computer hardware and software, higher data processing expense as fewer of these expenses were directly reimbursable on projects in 1995 compared to 1994 and increased employee relocation and hiring expenses, both domestically and internationally. In addition, the Company increased its reserves in the second quarter of 1995 by approximately $1,000,000 related to contract audit matters, litigation and other contingencies. These increases were partially offset by reductions in the Company's non-labor marketing expenses.

Other Income, Principally Interest:

Other income increased to $591,000 during the first six months of 1995 from $307,000 in 1994 due to the rise in interest rates on the Company's short-term and long-term investments.


Liquidity and Capital Resources

The Company's liquidity and capital measurements are set forth below:

                                                        June 30,                 December 31,
                                                          1995                       1994
                                                      ------------               ------------
Working capital                                       $36,377,000                $41,232,000

Working capital ratio                                   2.7 to 1                   3.1 to 1

Percentage of debt to equity                              .4%                        .4%

The decrease in working capital is primarily a result of converting $4,000,000 of short-term investments to long-term (average maturity of approximately two years) to improve the Company's yield on its investments and the purchase of $879,000 of treasury stock. Another factor contributing to the decrease in the working capital ratio was the net increase in accounts payable and receivable related to subconsultants. The overall decrease in the ratio was partially offset by the positive cash flow from the Company's first six months' profit.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


At June 30, 1995 the Company had a $15,000,000 bank line of credit. Such bank line provides for the payment of interest at the bank's prime rate or 1-1/2% over the bank's cost of acquiring funds. At June 30, 1995 and December 31, 1994, there were no borrowings outstanding under the bank line of credit.

Backlog:

The Company's backlog at June 30, 1995 was approximately $171,000,000 as compared to $162,000,000 at December 31, 1994. Significant projects gained during Greiner's first quarter include: a feasibility study for a major bridge in Malaysia, additional design services for facilities at the Naval Air Station in Pensacola, Florida, a statewide bridge investigation project for the Connecticut Department of Transportation, renovation of ten buildings at Michigan's Grand Valley State University, a major construction management project in Florida and design of a Facilities Maintenance System for Hong Kong's new airport at Chek Lap Kok.

ITEM 6.  INDEX TO EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 11 - Statement of computation of per share earnings

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GREINER ENGINEERING, INC.
                                     (Registrant)



         August 4, 1995              Patrick J. McColpin
     ---------------------           ---------------------------
             Date                    Patrick J. McColpin
                                     Vice President and
                                     Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
11           Computation of Income per Share

27           Financial Data Schedule
