Form 10-Q
period 1995-09-30
GREINER ENGINEERING INC
filed 1995-11-13
CIK 40956

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------

                  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                   to
                               -----------------    --------------------


                           Commission File No. 1-6082


                           GREINER ENGINEERING, INC.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter



           Nevada                                      95-1799320
------------------------------                     ------------------
State of other jurisdiction of                      I.R.S. Employer
incorporation or organization                      Identification No.

            909 East Las Colinas Boulevard, #1900, Irving, Texas 75039
            ----------------------------------------------------------
                   Address of Principal Executive Offices



Registrant's telephone number, including area code      (214) 869-1001
                                                        --------------

4,698,442 shares of $.50 par value common stock were outstanding as of October 27, 1995.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes   X      No
    -----       -----

ITEM 1.  FINANCIAL STATEMENTS       PART I

                           GREINER ENGINEERING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          September 30, 1995              December 31, 1994
                                                          ------------------              -----------------
 Current assets:
   Cash and cash equivalents                                   $13,769,000                     $15,043,000

   Short-term investments                                        1,002,000                       5,871,000

   Accounts receivable, net                                     41,111,000                      37,723,000
   Deferred tax assets                                           1,661,000                        -

   Prepaid expenses and
     other current assets                                        1,492,000                       2,170,000
                                                               -----------                     -----------
     Total current assets                                       59,035,000                      60,807,000

 Property and equipment, net                                     9,334,000                       8,959,000

 Investment in partnerships                                        153,000                       2,475,000
 Excess of cost over net assets
     acquired, net                                                 714,000                       2,359,000

 Long-term investments                                           3,999,000                         973,000
 Other assets                                                      661,000                         616,000
                                                               -----------                     -----------

                                                               $73,896,000                     $76,189,000
                                                               ===========                     ===========





    See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            September 30, 1995           December 31, 1994
                                                            ------------------           -----------------
 Current liabilities:
   Accounts payable                                              $ 9,161,000                  $ 8,222,000
   Accrued liabilities                                            13,979,000                   10,210,000
   Current and deferred income taxes                                -                           1,099,000
   Long-term debt due within one year                                 44,000                       44,000
                                                                 -----------                  -----------
     Total current liabilities                                    23,184,000                   19,575,000
                                                                 -----------                  -----------

 Long-term liabilities:
   Long-term debt                                                    157,000                      157,000
   Other                                                           1,280,000                    1,231,000
                                                                 -----------                  -----------

     Total long-term liabilities                                   1,437,000                    1,388,000
                                                                 -----------                  -----------
 Stockholders' equity:
   Preferred stock, $1.00 par value
     1,000,000 shares authorized, none issued                         -                            -
   Common stock, $.50 par value,
     20,000,000 shares authorized,
     4,825,734 shares issued                                       2,413,000                    2,413,000
   Paid-in capital                                                24,797,000                   24,797,000
   Retained earnings                                              23,510,000                   28,016,000
                                                                 -----------                  -----------

                                                                  50,720,000                   55,226,000
   Common stock held in treasury, at cost,
     127,292 shares (1995)                                        (1,445,000)                      -
                                                                 -----------                  -----------

     Total stockholders' equity                                   49,275,000                   55,226,000
                                                                 -----------                  -----------

                                                                 $73,896,000                  $76,189,000
                                                                 ===========                  ===========





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                        1995                  1994
                                                                 -----------------     -----------------
 Gross revenue                                                   $      39,745,000     $      38,181,000
 Direct costs, principally outside services                             10,460,000             9,391,000
                                                                 -----------------     -----------------

 Net revenue                                                            29,285,000            28,790,000

 Operating expenses:
   Salaries and related costs                                           20,914,000            20,743,000

   General expenses                                                      9,309,000             6,995,000
   Restructuring charges                                                 3,100,000                 -

   Valuation adjustment - investment in partnership                      2,300,000                 -
                                                                 -----------------     -----------------

                                                                        35,623,000            27,738,000
                                                                 -----------------     -----------------
 Income (loss) from operations                                          (6,338,000)            1,052,000

 Other income, principally interest                                        212,000               246,000
 Interest expense                                                           (3,000)               (4,000)
                                                                 -----------------     -----------------

 Income (loss) before income taxes                                      (6,129,000)            1,294,000

 Provision (benefit) for income taxes                                   (1,852,000)              518,000
                                                                 -----------------     -----------------
 Net income (loss)                                               $      (4,277,000)    $         776,000
                                                                 =================     =================

 Earnings (loss) per share                                       $            (.91)    $             .16
                                                                 =================     =================
 Weighted average shares outstanding                                     4,708,531             4,825,734
                                                                 =================     =================





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                                       1995                   1994
                                                               -----------------      -----------------
 Gross revenue                                                 $     117,092,000      $     113,813,000
 Direct costs, principally outside services                           29,804,000             28,411,000
                                                               -----------------      -----------------

 Net revenue                                                          87,288,000             85,402,000

 Operating expenses:
   Salaries and related costs                                         62,881,000             61,848,000

   General expenses                                                   24,518,000             19,536,000
   Restructuring charges                                               3,100,000                -

   Valuation adjustment - investment in partnership                    2,300,000                -
                                                               -----------------      -----------------

                                                                      92,799,000             81,384,000
                                                               -----------------      -----------------
 Income (loss) from operations                                        (5,511,000)             4,018,000

 Other income, principally interest                                      803,000                553,000
 Interest expense                                                        (11,000)               (11,000)
                                                               -----------------      -----------------

 Income (loss) before income taxes                                    (4,719,000)             4,560,000

 Provision (benefit) for income taxes                                 (1,288,000)             1,824,000
                                                               -----------------      -----------------
 Net income (loss)                                             $      (3,431,000)    $        2,736,000
                                                               =================     ==================

 Earnings (loss) per share                                     $            (.72)    $              .57
                                                               =================     ==================
 Weighted average shares outstanding                                   4,773,774              4,825,734
                                                               =================     ==================





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                                      1995                 1994
                                                                  ------------         ------------
 Cash Flows From Operating Activities:
   Net income (loss)                                              $ (3,431,000)        $  2,736,000
   Adjustments to reconcile to cash provided by
   operating activities:
     Depreciation and amortization                                   2,947,000            2,653,000
     Valuation adjustment - investment in partnership                2,300,000                -
     Valuation adjustment - writedown of goodwill                    1,500,000                -
     Provision for losses (recoveries) on accounts
       receivable                                                    1,154,000              (67,000)
     Other                                                              38,000               39,000
   Changes in assets and liabilities:
     Accounts receivable                                            (4,542,000)          (3,642,000)
     Accounts payable and accrued liabilities                        4,708,000            3,178,000
     Current and deferred income taxes                              (2,760,000)             312,000
     Prepaid expenses                                                  678,000              691,000
     Other assets and liabilities                                        -                   31,000
                                                                  ------------         ------------
       Net cash provided by operating activities                     2,592,000            5,931,000
                                                                  ------------         ------------

 Cash Flows From Investing Activities:
   Payments received on ESOP receivable                                  -                  500,000
   Additions to property and equipment                              (3,120,000)          (3,252,000)
   Change in short-term investments                                  4,869,000            1,018,000
   Change in other investments                                      (3,151,000)               -
   Payments received on long-term notes receivable                       -                  480,000
   Purchase of treasury stock                                       (1,445,000)               -
   Other                                                                 6,000                6,000
                                                                  ------------         ------------

     Net cash used by investing activities                        $ (2,841,000)        $ (1,248,000)
                                                                  ------------         ------------



                            Continued on next page.





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                  (Unaudited)

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                                        1995                 1994
                                                                  --------------       --------------
 Cash Flows From Financing Activities:
   Cash dividends paid                                            $   (1,074,000)      $   (1,014,000)
   Net increase in other long-term liabilities                            49,000               49,000
                                                                  --------------       --------------
     Net cash used by financing activities                            (1,025,000)            (965,000)
                                                                  --------------       --------------

 Net increase (decrease) in cash and cash equivalents                 (1,274,000)           3,718,000

 Cash and cash equivalents at beginning of period                     15,043,000           15,037,000
                                                                  --------------       --------------
 Cash and cash equivalents at end of period                       $   13,769,000       $   18,755,000
                                                                  ==============       ==============


 Supplemental cash flow disclosures:

   Interest paid                                                  $       11,000       $       11,000
                                                                  ==============       ==============

   Income taxes paid                                              $    1,472,000       $    1,512,000
                                                                  ==============       ==============





     See accompanying note to condensed consolidated financial statements.

                           GREINER ENGINEERING, INC.

                         NOTE TO CONDENSED CONSOLIDATED

                              FINANCIAL STATEMENTS

                                  (Unaudited)

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated statements of Greiner Engineering, Inc. included in the annual report to stockholders for the year ended December 31, 1994. The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (including normal recurring accruals) which management considers necessary for a fair presentation at September 30, 1995 and 1994.

It should be understood that accounting measurements at interim dates involve greater imprecision than at year-end, which is due, in part, to increased reliance on estimates at interim dates. The results for the nine-month period ended September 30, 1995 are not necessarily indicative of results for the entire year. Quarterly results of operations are subject to seasonal fluctuations which affect the industry in which the Company operates.

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

Restructuring Charges:

During the third quarter of 1995, the Company initiated various activities to restructure certain of its operations in order to reduce its cost structure and improve profitability.

The Company will shift its center of Asian operations from Hong Kong to Kuala Lumpur, Malaysia. Through consolidation of the Asian activities in its Kuala Lumpur office, the Company will be able to reduce its office staff and office space in Hong Kong. The Company recorded a third-quarter restructuring charge of $500,000 primarily related to reduction of rental costs.

The Company has historically maintained two principal service disciplines in the California marketplace--land development design and surface transportation design. Continuing hardships in California's residential land development market have prompted the Company's decision to de-emphasize residential land development services within that geography. The firm intends to continue to pursue transportation infrastructure projects and serve commercial, recreational, and industrial clients. In redirecting its market priorities, the firm will complete existing contract obligations to residential developers and then reduce staff and office space and consolidate office locations to match its ongoing level of operations. Restructuring charges associated with these office reductions were recorded in the Company's third quarter of 1995 and are approximately $1,100,000. Costs related to staff reductions will be reflected in the fourth quarter. A significant portion of the Company's residential land development business was obtained through the 1990 acquisition of Bissell & Karn, Inc. As a result of the current restructuring, the Company has recorded a non-cash charge of $1,500,000 in the third quarter of 1995 to reduce goodwill associated with the acquired residential land development operations.

                           GREINER ENGINEERING, INC.

                   NOTE TO CONDENSED CONSOLIDATED (continued)

                              FINANCIAL STATEMENTS

                                  (Unaudited)

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Valuation Adjustment - Investment in Partnership:

The National Transportation Authority (NTA)--a partnership between the Company and The Perot Group--was formed in 1992 to pursue the planning, financing, construction, and operation of tollroad facilities worldwide, principally through public/private partnerships. NTA currently holds the franchise for the tollway extension to State Route 57 (SR 57) in Orange County, California. To date, NTA has been unsuccessful in securing necessary financing for the preliminary environmental phases of the SR 57 project and currently holds no other significant project franchises. Although NTA is continuing to pursue financing alternatives for the SR 57 project and is actively seeking new project opportunities in public/private transportation projects, the lack of progress on the SR 57 project has caused the Company to record a non-cash charge of $2,300,000 in the third quarter of 1995 to reduce the carrying value of its investment in NTA in accordance with recent accounting pronouncements.

Earnings Per Share:

Earnings per share are computed independently for each of the quarters. Therefore, the sum of quarterly earnings per share does not equal the earnings per share for the year-to-date periods.

Other:

The Company paid quarterly cash dividends equal to $.075 per share of Common Stock per quarter, totaling approximately $1,074,000 in 1995.

No sale of unregistered securities was made by the registrant during the quarter ended September 30, 1995.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

The following table sets forth the percentage of revenue represented by the items in the Company's consolidated statements of operations:

                                                     Quarter Ended                   Nine Months Ended
                                                     September 30,                      September 30,
                                                ----------------------              ---------------------
                                                 1995            1994                1995           1994
                                                ------          ------              ------         ------
 Gross revenue                                   100.0%          100.0%              100.0%         100.0%

 Direct costs, principally outside                26.3%           24.6%               25.5%          25.0%
 services                                        -----           -----               -----          -----

 Net revenue                                      73.7%           75.4%               74.5%          75.0%

 Operating expenses:

   Salaries and related costs                     52.6%           54.3%               53.7%          54.3%

   General expenses                               23.4%           18.3%               20.9%          17.2%

   Restructuring charges                           7.8%            -                   2.6%           -

   Partnership valuation adjustment                5.8%            -                   2.0%           -
                                                 -----           -----               -----          -----
                                                  89.6%           72.6%               79.2%          71.5%
                                                 -----           -----               -----          -----
 Income (loss) from operations                   (15.9)%           2.8%               (4.7)%          3.5%

 Other income, principally interest                0.5%            0.6%                0.7%           0.5%
                                                 -----           -----               -----          -----
 Income (loss) before income taxes               (15.4)%           3.4%               (4.0)%          4.0%

 Provision (benefit) for income taxes             (4.6)%           1.4%               (1.1)%          1.6%
                                                 -----           -----               -----          -----
 Net income (loss)                               (10.8)%           2.0%               (2.9)%          2.4%
                                                 ======          =====               =====          =====




Revenue:
The Company's gross revenue increased to $39,745,000 for the third quarter of 1995 from $38,181,000 in 1994. Net revenue for the same period increased to $29,285,000 from $28,790,000. These increases in revenue are primarily due to the continued increase in surface transportation projects in the mid-Atlantic, northeast and southeast areas of the U.S. This increase in revenue was partially offset by the decline in development projects in northern California.

For the first nine months of 1995, the Company's gross revenue increased to $117,092,000 from $113,813,000 in 1994. Net revenue for the same period increased to $87,288,000 from $85,402,000. These increases are due to the revenue growth in the surface transportation markets discussed above.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (continued)



Salaries and Related Costs:

Salaries and related costs (payroll taxes, insurance and other fringe) decreased in the third quarter of 1995 to 52.6% of gross revenue from 54.3% in the third quarter of 1994. For the first nine months of the year, salaries and related costs decreased to 53.7% of gross revenue in 1995 from 54.3% in 1994. These decreases are primarily a result of the reduction in employee incentive expenses in 1995 due to insufficient profits. This decrease was partially offset by a increase in the Company's marketing efforts, particularly in the international marketplace.

General Expenses:

General expenses increased to 23.4% of gross revenue during the third quarter of 1995 from 18.3% for the same period of 1994. General expenses for the first nine months of 1995 increased to 20.9% of gross revenue from 17.2% in 1994.

The Company recently announced that a contract through one of its subsidiaries to provide design and construction engineering services for two major bridge structures in Hong Kong had been terminated and all services have been discontinued. Substantial contract and payment disputes exist which the Company has been unable to resolve. These disputes resulted in an increase in the allowance for doubtful accounts related to outstanding receivables on this contract of approximately $850,000 in the third quarter. This increase in the allowance for doubtful accounts is a principal reason for the increase in general expenses. The Company has filed for arbitration pursuant to this contract; however, resolution may take as long as one year to complete. The termination of this contract does not significantly impact the Company's backlog.

Several other factors also contributed to the increase in general expenses for the third quarter and first nine months of 1995. They include higher depreciation expense due to continued upgrading of computer hardware and software; higher data processing expense as fewer of these expenses were directly reimbursable on projects in 1995 compared to 1994; and increased reserves related to contract audit matters, litigation and other contingencies.

Restructuring Charges:

During the third quarter of 1995, the Company initiated various activities to restructure certain of its operations in order to reduce its cost structure and improve profitability.

The Company will shift its center of Asian operations from Hong Kong to Kuala Lumpur, Malaysia. Through consolidation of the Asian activities in its Kuala Lumpur office, the Company will be able to reduce its office staff and office space in Hong Kong. The Company recorded a third-quarter restructuring charge of $500,000 primarily related to the reduction of rental costs.

The Company has historically maintained two principal service disciplines in the California marketplace--land development design and surface transportation design. Continuing hardships in California's residential land development market have prompted the Company's decision to de-emphasize residential land development services within that geography. The firm intends to continue to pursue transportation infrastructure projects and serve commercial, recreational, and industrial clients. In redirecting its market priorities, the firm will complete existing contract obligations to residential developers and then reduce staff and office space and consolidate office locations to match its ongoing level of operations. Restructuring charges associated with these office reductions were recorded in the Company's third quarter of 1995 and are approximately $1,100,000. A significant portion of the Company's residential land development business was obtained through the 1990 acquisition of Bissell & Karn, Inc. As a result of the current restructuring, the Company has recorded a non-cash charge of $1,500,000 in the third quarter of 1995 to reduce goodwill associated with the acquired residential land development operations.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


The Company expects to incur additional costs in the fourth quarter of 1995 for staff reductions and/or redeployment of staff related to the restructuring. These additional costs, as well as the accrued lease termination costs, will result in future cash expenditures.

Valuation Adjustment - Investment in Partnership:

The National Transportation Authority (NTA)--a partnership between the Company and The Perot Group--was formed in 1992 to pursue the planning, financing, construction, and operation of tollroad facilities worldwide, principally through public/private partnerships. NTA currently holds the franchise for the tollway extension to State Route 57 (SR 57) in Orange County, California. To date, NTA has been unsuccessful in securing necessary financing for the preliminary environmental phases of the SR 57 project and currently holds no other significant project franchises. Although NTA is continuing to pursue financing alternatives for the SR 57 project and is actively seeking new project opportunities in public/private transportation projects, the lack of progress on the SR 57 project has caused the Company to record a non-cash charge of $2,300,000 in the third quarter of 1995 to reduce the carrying value of its investment in NTA in accordance with recent accounting pronouncements.

Other Income, Principally Interest:

Other income decreased slightly during the third quarter of 1995 due to the decline in the Company's cash and investment balances. Other income increased to $803,000 during the first nine months of 1995 from $553,000 in 1994 due to the rise in interest rates on the Company's short-term and long-term investments.


Liquidity and Capital Resources

The Company's liquidity and capital measurements are set forth below:

                                    September 30,               December 31,
                                        1995                        1994
                                --------------------        --------------------
Working capital                      $35,851,000                $41,232,000

Working capital ratio                  2.5 to 1                   3.1 to 1

Percentage of debt to equity             .4%                        .4%

The decrease in working capital resulted from a combination of several factors. In 1995 the Company has converted approximately $3,000,000 of short-term investments to long-term (average maturity of two years) to improve the yield on investments and also purchased treasury stock for $1,445,000. In addition, the estimated costs related to the restructuring of the Company's Hong Kong and California operations are included in current liabilities. Working capital was positively impacted from the generation of current deferred tax benefits in 1995 resulting from certain of the restructuring charges and the reduction in the carrying value of the investment in partnership. Working capital was also improved by an increase in receivables resulting from operations.

At September 30, 1995 the Company had a $15,000,000 bank line of credit. Such bank line provides for the payment of interest at the bank's prime rate or 1-1/2% over the bank's cost of acquiring funds. At September 30, 1995 and December 31, 1994, there were no borrowings outstanding under the bank line of credit.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


The Company's debt covenants associated with the bank line of credit restrict the declaration of cash dividends based on the Company's profitability. Due to the losses incurred in the third quarter of 1995, primarily resulting from the restructuring charges and the partnership valuation adjustment, the Company's profitability fell below the level required for dividend declarations under the terms of the debt covenants. Accordingly, the Company secured a waiver from the bank relating to the declaration of the fourth quarter cash dividend.

Backlog:

The Company's backlog at September 30, 1995 was approximately $171,000,000 as compared to $162,000,000 at December 31, 1994. Significant third quarter sales include: a roadway and bridge construction inspection contract with a large developer in Florida; final design for a portion of a six-lane divided highway in Maryland; engineering and architectural design services for a new primary care center in Indiana; and preparation of a master plan and environmental impact statement for future airport projects at Manchester Airport, Massachusetts.

ITEM 6.  INDEX TO EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 11 - Statement of computation of per share earnings

     Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GREINER ENGINEERING, INC.
                                        (Registrant)



November 2, 1995                        Patrick J. McColpin
----------------                        ----------------------------------------
      Date                              Patrick J. McColpin
                                        Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

    11          Computation of Per Share Earnings

    27          Financial Data Schedule